Form 10-K
period 2003-12-31
AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2003-B-X
filed 2004-03-30
CIK 1235346

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the year ended December 31, 2003.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to .

Commission file number: 333-73606-07

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2003-B-X

(Exact name of Registrant as specified in its charter)

Delaware	05-0567678
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

AmeriCredit Financial Services, Inc. (as originator) 801 Cherry Street, Suite 3900 Fort Worth, TX	76102
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (817) 302-7000

Securities Registered Pursuant to Section 12 (b) of the Securities Exchange Act of 1934:  None

Securities Registered Pursuant to Section 12 (g) of the Securities Exchange Act of 1934:  None

Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and  (2) have been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant:  None

PART  I

ITEM 1.                             BUSINESS

A response to Item 1 is omitted in reliance on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

ITEM 2.                             PROPERTIES

None.

ITEM 3.                             LEGAL PROCEEDINGS

None.

ITEM 4.                             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART  II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

As of March 29, 2004, there was one holder of record of the securities.  See also Item 12. Security Ownership of Certain Beneficial Owners and Management.  There was no principal market in which the securities traded.

ITEM 6.                             SELECTED FINANCIAL DATA

A response to Item 6 is omitted in reliance on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A response to Item 7 is omitted in reliance on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

ITEM 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On May 14, 2003, AmeriCredit Automobile Receivables Trust 2003-B-X issued the following securities:

$147,000,000	1.29%	Class A-1 Notes
$201,000,000	1.55%	Class A-2 A Notes
$115,000,000	LIBOR + 0.19%	Floating Rate Class A-2 B Notes
$119,000,000	2.11%	Class A-3 Notes
$143,000,000	2.72%	Class A-4 A Notes
$100,000,000	LIBOR + 0.38%	Floating Rate Class A-4 B Notes

The Trust’s gross interest rate spread, which is the difference between interest earned on its finance receivables and interest paid on its debt securities, is affected by changes in interest rates.  The interest rate demanded by investors on the debt securities depends on prevailing market interest rates for comparable transactions and the general interest rate environment.  These debt securities can bear either fixed or variable interest rates.  The Trust can utilize derivative financial instruments, interest rate swap and cap agreements, to minimize the impact of the interest rate fluctuations on the gross interest rate margin.

The finance receivables held by the Trust bear interest at a fixed rate, while the debt securities bear either a fixed or floating rate to the investors.  The fixed rates on the debt securities are indexed to market interest rate swap levels for transactions of similar duration or various London Interbank Offered Rates (“LIBOR”) and do not fluctuate during the term of the transaction.  The floating rates issued are indexed to LIBOR and fluctuate periodically based on movements in LIBOR. As noted in the table above the Trust issued two classes of floating rate debt securities indexed to LIBOR and four classes of fixed rate debt securities.  The Trust utilizes interest rate swap agreements to convert variable rate exposures on the debt securities to a fixed rate, thereby (i) locking in the gross interest rate spread to be earned over the life of a securitization transaction that would have been affected by changes in interest rates or (ii) hedging the variability in future excess cash flows to be received over the life of a securitization transaction.  The Trust is contractually required to provide protection from adverse changes in interest rates when floating rate debt securities are issued.

The following table provides information about the Trust’s interest rate sensitive financial instruments by expected maturity date as of December 31, 2003 (dollars in thousands):

Years Ending December 31,	2004	2005	2006	2007	Fair Value

Assets:
Finance receivables	$265,303	$202,513	$135,876	$108,461	$760,845

Interest rate swaps
Notional amounts	$100,000	$98,252	$57,302	$31,720	$817
Average pay rate	2.62%	2.62%	2.62%	2.62%
Average receive rate	1.83%	3.17%	4.36%	4.72%

Liabilities:
Debt securities issued
Principal amounts	$243,554	$172,136	$115,494	$92,192	$649,641
Weighted average effective interest rate	2.04%	2.48%	2.73%	2.72%

As of December 31, 2003, finance receivables are estimated to be realized in future periods using discount rates, prepayment and credit loss assumptions based on historical experience.  Notional amounts on interest rate swap agreements are based on contractual terms.  Debt securities issued principal amounts have been classified based on expected payoff.

Notional amounts, which are used to calculate the contractual payments to be exchanged under the contracts, represent average amounts that will be outstanding for each of the years included in the table. Notional amounts do not represent amounts exchanged by parties and, thus, are not a measure of the Trust’s exposure to loss through its use of these agreements.  Hedging activities are monitored to ensure that the value of the hedges, their correlation to the contracts being hedged and the amounts being hedged continue to provide effective protection against interest rate risk.  However, there can be no assurance that the strategies will be effective in minimizing interest rate risk or that increases in interest rates will not have an adverse effect on profitability.  All transactions are entered into for purposes other than trading.

ITEM 8.                             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

A response to Item 8 is omitted in reliance on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

ITEM 9.                             CHANGE IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.                   CONTROLS AND PROCEDURES

A response to Item 9A is omitted pursuant to 17 C.F.R. §§ 240.13a-14(g) and 240.13a-15(a).

PART  III

ITEM 10.                       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A response to Item 10 is omitted in reliance on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

ITEM 11.                       EXECUTIVE COMPENSATION

A response to Item 11 is omitted in reliance on guidance provided in the Bay View Auto Trusts No-Action Letter (January 15, 1998).

ITEM 12.                       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

AFS SenSub Corp. was the only holder of record which beneficially owns more than 5% of the Certificates.  The dollar and percentage amounts reflected in the table below are based upon the face amount of the Certificates as of the Closing Date, and do not reflect amortization, if any, since that date.

Name and Address of Participant	Amount of Certificates Beneficially Owned	Percentage of Certificates Beneficially Owned
AFS SenSub Corp. 639 Isbell Road, Suite 390 Reno, NV 89509	no face amount (residual value)	100%

ITEM 13.                       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)          Transactions with Management and Others.

None.

(b)         Certain Business Relationships.

None.

(c)          Indebtedness of Management.

None.

ITEM 14.                       PRINCIPAL ACCOUNTANT FEES AND SERVICES

A response to Item 14 is omitted pursuant to the Instruction to Item 14.

PART  IV

ITEM 15.                                               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)                    Exhibits

Exhibit Number	Description	Method of filing

Exhibit 31.1	Chief Financial Officer and Treasurer Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 Relating to Reporting	Filed with this report

Exhibit 99.1	Annual Servicer Statement of Compliance	Filed with this report

Exhibit 99.2	Report of Independent Auditors	Filed with this report

(b)                   Reports on Form 8-K

The current report on Form 8-K attaching the related transaction documents were filed by AmeriCredit Automobile Receivables Trust 2003-B-X on June 6, 2003.

The current reports on Form 8-K attaching the related Monthly Servicer’s Report were filed by AmeriCredit Automobile Receivables Trust 2003-B-X on June 13, 2003 for the month ending May 31, 2003 and July 15, 2003 for the month ending June 30, 2003 and August 15, 2003 for the month ending July 31, 2003 and September 15, 2003 for the month ending August 31, 2003 and October 15, 2003 for the month ending September 30, 2003 and November 17, 2003 for the month ending October 31, 2003 and December 15, 2003 for the month ending November 30, 2003 and January 15, 2004 for the month ending December 31, 2003 and February 17, 2004 for the month ending January 31, 2004 and March 15, 2004 for the month ending February 29, 2004.

(c)                    Exhibits to this report are listed in Item 15(a) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, AmeriCredit Automobile Receivables Trust 2003-B-X has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2003-B-X

By:	AMERICREDIT FINANCIAL SERVICES, INC., as sponsor and as servicer

By:	/s/ Preston A. Miller
	Name:	Preston A. Miller
	Title:	Chief Financial Officer and Treasurer
	Dated:	March 29, 2004

EXHIBIT INDEX

AMERICREDIT AUTOMOBILE RECEIVABLES TRUST 2003-B-X

Exhibit Number	Description	Method of filing

Exhibit 31.1	Chief Financial Officer and Treasurer Certification Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 Relating to Reporting	Filed with this report

Exhibit 99.1	Annual Servicer Statement of Compliance	Filed with this report

Exhibit 99.2	Report of Independent Auditors	Filed with this report